Form 10-Q
period 2026-03-31
AIAI Holdings Corp
filed 2026-06-22
CIK 2096362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-43271

AIAI HOLDINGS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-4103471
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17304 Preston Road Suite 410, Dallas, TX	75252
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 396-3330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, par value $0.001 per share	AIAI	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of the close of business on June 22, 2026, the registrant had 70,313,990 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: the impact of the global macroeconomic environment, including tariffs; expectations regarding demand trends and market conditions for our services; expectations regarding our tax resolutions, effective tax rate and unrecognized tax benefits; expectations regarding the merits of our positions and plans with respect to certain litigation matters; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to us as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the implementation of our business model and strategic plans and the timing, progress and results of our acquisition program;
•
our ability to compete effectively with existing and new competitors across markets, products, and pricing environments;
•
unanticipated technology needs or developments and our ability to integrate new and enhanced technology into our ecosystem;
•
our ability to meet existing performance obligations and maintain the operations of our portfolio companies;
•
the rate and degree of market acceptance of our acquisition and operating strategy;
•
the increased expenses and operational demands associated with being a public company;
•
our ability to meet expectations regarding revenue, cost of revenue, operating expenses, liquidity, and future profitability;
•
our ability to establish and maintain collaborations, strategic relationships, and key customer relationships;
•
adverse global or regional economic and social conditions, including changes in U.S. trade policy and the impact of tariffs or trade restrictions, and our responsive actions thereto;
•
disruptions to our operations or our supply chain, including damage or disruption to our operations or to those of our suppliers;
•
our ability to attract and retain key employees;
•
compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
•
the competitive environment, including actions by our competitors and the impact of competitive pricing;
•
risks associated with cost saving initiatives, restructurings, acquisitions, divestitures, mergers, joint ventures and our strategic relationships;
•
changes to our relationships with key customers;
•
our level of debt and other financial obligations;
•
changes in tax laws or unanticipated tax liabilities;
•
risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings;
•
any decisions to reduce or discontinue paying cash dividends; and
•
the other factors set forth under “Risk Factors” in our Registration Statement on Form S-1/A (File No. 333-292963), as filed with the Securities and Exchange Commission on May 1, 2026.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AIAI HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per-share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Noncurrent assets:
Property and equipment, net	5	—
Deferred tax assets	—	—
Total assets	$5	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$2,400	$1,412
Total current liabilities	2,400	1,412
Total non-current liabilities	—	—
Total liabilities	$2,400	$1,412
Commitments and contingencies (Note 1)
Stockholders’ deficit:
Common stock, $0.001 par value per share, zero shares authorized, issued and outstanding as of March 31, 2026 and 10,000,000 shares authorized, 1,000 shares issued and outstanding as of December 31, 2025	$—	$—
Class A common stock, $0.001 par value per share, 500,000,000 shares authorized, 1,000 shares issued and outstanding as of March 31, 2026 and zero shares authorized, issued and outstanding as of December 31, 2025	—	—
Class B common stock, $0.001 par value per share, 60,000,000 shares authorized, 1,000 shares issued and outstanding as of March 31, 2026 and zero shares authorized, issued and outstanding as of December 31, 2025	—	—
Preferred stock, $0.001 par value per share, 25,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and zero shares authorized, issued and outstanding as of December 31, 2025	—	—
Stock subscription receivable	—	—
Additional paid-in capital	4,222	2,487
Accumulated deficit	(6,617)	(3,899)
Total stockholders’ deficit	(2,395)	(1,412)
Total liabilities and stockholders’ deficit	$5	$—

The accompanying notes are an integral part of these condensed financial statements.

AIAI HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per-share amounts)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenue
Products	$—	$—
Services	—	—
Total revenue	—	—
Cost of sales	—	—
Gross profit	—	—
General and administrative expenses	18	—
Transaction advisory costs	2,700	—
Operating loss	(2,718)	—
Other income (expense), net	—	—
Loss before income taxes	(2,718)	—
Provision for income tax	—	—
Net loss	$(2,718)	$—
Per share data
Net loss per share attributable to common stockholders-basic and diluted	$(2,717.66)	$—
Weighted average common shares outstanding-basic and diluted	1,000	344

The accompanying notes are an integral part of these condensed financial statements.

AIAI HOLDINGS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except share and per-share amounts)

(Unaudited)

Common Stock
	Shares Outstanding	Amount	Stock subscription receivable	Additional Paid‑in Capital	Accumulated deficit	Total stockholders’ deficit
Balance as of December 31, 2024	—	$-	$-	$-	$-	$-
Issuance of common stock	1,000	—	—	—	—	—
Stock subscription receivable	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance as of March 31, 2025	1,000	$-	$-	$-	$-	$-

	Common Stock
	Shares Outstanding	Amount	Stock subscription receivable	Additional Paid‑in Capital	Accumulated deficit	Total stockholders’ deficit
Balance as of December 31, 2025	1,000	$-	$-	$2,487	$(3,899)	$(1,412)
Issuance of common stock	—	—	—	—	—	—
Stock subscription receivable	—	—	—	—	—	—
Stockholder contribution	—	—	—	1,735	—	1,735
Net loss	—	—	—	—	(2,718)	(2,718)
Balance as of March 31, 2026	1,000	$-	$-	$4,222	$(6,617)	$(2,395)

The accompanying notes are an integral part of these condensed financial statements.

AIAI HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,718)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	—
Change in accrued liabilities	988	—
Net cash used in operating activities	(1,730)	—
Cash flows from investing activities
Purchases of property, plant and equipment	(5)	—
Net cash used in investing activities	(5)	—
Cash flows from financing activities
Proceeds from stock issuance	—	—
Stockholder contribution	1,735	—
Net cash provided by financing activities	1,735	—
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AIAI HOLDINGS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization, Formation and Description of Business

AIAI Holdings Corporation (the “Company”) was formed as a Delaware corporation on July 19, 2024 under the name MXLII Corporation. On November 3, 2025, MXLII Corporation amended its certificate of incorporation to change its legal name to AIAI Holdings Corporation. The Company was formed for the purpose of completing a direct listing of the Company’s common equity on a U.S. stock exchange (“Direct Listing”) and creating an AI-powered ecosystem through acquiring, integrating, and scaling companies that have high potential for increased operating results through the application of AI.

Financial Statement Preparation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“U.S. GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the Company's opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented.

Use of Estimates

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Estimates and judgments are based on various assumptions that the Company believes are reasonable under the circumstances. Actual results could differ from those estimates.

Commitments and Contingencies

The Company is not a party to any pending claims or legal proceedings and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

See Note 3, Transaction Advisory Costs for certain contingent fee arrangements that the Company has entered into with service providers.

Liquidity and Capital Resources

Prior to the completion of the Direct Listing of our common stock and the contemporaneous closing of the acquisition transactions for our Portfolio Companies, our liquidity needs primarily consist of working capital requirements associated with transaction advisory costs incurred in connection with the Direct Listing of our common shares. Our principal sources of liquidity are funded through capital contributions provided by our Founder or affiliated entities under common control of our Founder. As of March 31, 2026 and December 31, 2025, we did not have cash or financial assets of our own, nor did we have any indebtedness. During these periods, we did not conduct any substantive business operations, and all liquidity needs were met exclusively through capital contributions by our Founder and our affiliates who made payments to service providers on our behalf.

Following completion of the Direct Listing and the contemporaneous closing of the acquisition transactions for our Portfolio Companies our liquidity needs will primarily consist of working capital requirements for the operations of our Portfolio Companies as well as incremental general and administrative costs associated with operating as a public company, acquisition funding, capital expenditures, and research and development investments. Our principal sources of liquidity are expected to be cash generated from operations, available cash and cash equivalents, loans from or additional capital contributions provided by our Founder or affiliated entities, borrowings under one or more credit facilities, and access to capital markets.

2. Stockholders’ Equity

On March 1, 2025 the Company issued 1,000 shares of common stock at par value in connection with a $1.00 stock subscription agreement entered into with its sole stockholder. As of December 31, 2025, the Company was authorized to issue 10,000,000 shares of common stock, par value $0.001 per share.

Effective on January 29, 2026, the Company’s Certification of Incorporation was amended and the 1,000 outstanding shares of common stock were converted to Class A common stock. As of March 31, 2026, the Company was authorized to issue 500,000,000, 60,000,000, and 25,000,000 shares of Class A common stock, Class B common stock, and Preferred stock, par value $0.001 per share, respectively.

3. Transaction Advisory Costs

In connection with the planned Direct Listing, the Company has incurred transaction advisory costs for legal, accounting advisory, valuation, and investor relations services during the three months ended March 31, 2026 and 2025. These costs were funded through capital contributions from the Company’s sole stockholder. Refer to Note 4, Related Party Transactions, for further discussion. To the extent that costs have been incurred but not yet remitted to third party vendors, unpaid amounts have been presented within Accrued liabilities on the balance sheets as of March 31, 2026 and December 31, 2025. Of the total transaction advisory costs incurred through March 31, 2026, $0.4 million is payable in common stock of the Company with the remainder payable in cash.

Additionally, the Company has engaged certain third-party service providers to provide transaction advisory services under contingent fee arrangements for which compensation will become due upon the date of the Direct Listing. Compensation for those services includes contingent fees ranging from $2.85 million to $10.85 million; of this amount $0.85 million is payable in cash with the remainder payable in common stock of the Company. The amount of contingent fees owed will be determined based upon the market capitalization of the Company as of the six-month anniversary of the Direct Listing. Furthermore, the Company has entered into a contingent fee arrangement with a service provider under which the provider will receive a grant of common shares equal to 1% of the fully diluted shares outstanding as of the date of the Direct Listing.

4. Related Party Transactions

In connection with transaction advisory costs paid on its behalf, the Company received capital contributions totaling $1.7 million and $0 during the three months ended March 31, 2026 and 2025, respectively, from an affiliated entity under common control of its sole stockholder as discussed in the Note 3, Transaction Advisory Costs.

5. Employment Agreements

The Company had three employees as of March 31, 2026 and no employees as of December 31, 2025. On January 15, 2026, the Company entered into employment agreements with certain executive officers which commence upon the date of the Direct Listing. These executive officers will be entitled to stock-based compensation in the form of an aggregate of 850,000 restricted common stock awards, granted upon the date of the Direct Listing, with one-third vesting upon each of the first, second, and third anniversary dates of the Direct Listing. In addition to the restricted common stock awards, executive officers are entitled to annual cash compensation totaling $2.75 million and discretionary bonuses pursuant to their respective employment agreements.

In November 2025, the Company’s Board of Directors adopted an Outside Director Compensation Policy, which was subsequently approved by the stockholders. Under this policy, each non-employee director (an “Outside Director”) is eligible to receive compensation in the form of cash and equity awards commencing upon effectiveness of the Direct Listing. Each Outside Director is entitled to receive annual cash compensation of $100,000, with additional compensation in an aggregate amount of $150,000 payable to committee chairs. Each Outside Director is also entitled to receive an initial equity award of $150,000 in restricted stock on the first trading day on or after such individual first becomes an Outside Director. This award vests in equal installments on each of the first, second, and third anniversary dates of the grant date. Furthermore, commencing on the first anniversary of services, each Outside Director is entitled to receive an annual grant of $150,000 restricted stock awards, which will vest on the earlier of (i) the one year anniversary of the annual award’s grant date, or (ii) the day immediately before the date of the next annual meeting following the annual award’s grant date.

6. Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has net operating loss carryforward deferred tax asset of $1.39 million and $0.82 million as of March 31, 2026 and December 31, 2025, respectively, which may be carried forward indefinitely. A full valuation allowance has been recorded on the net operating loss carryforward deferred tax asset as of March 31, 2026 and December 31, 2025.

7. Subsequent Events

Subsequent events were evaluated through June 22, 2026, the date the financial statements were issued.

On May 6, 2026, the Company completed the acquisition of C.C. Carlton Industries, Ltd. (“CCCI”), Constellation Network, Inc.

(“Constellation”), gTC MediGuide LP (“MediGuide”), Vanguard Health Solutions, LLC (“Vanguard”), AI Research Corporation (“AIR”), and Bond Street Limited, LLC (“Bond Street”) (each referred to individually as a “Portfolio Company” and collectively as the “Portfolio Companies”). Consideration transferred in exchange for all outstanding equity interests in the Portfolio Companies included 27.47 million shares of AIAI Class A common stock, 3.75 million fully vested options in AIAI Class A common stock, and $20.7 million estimated contingent consideration payable in the form of AIAI Class A common stock. Purchase consideration for certain Portfolio Companies is subject to adjustment for (i) net indebtedness as of the closing date, and (ii) at the Company’s election, up to 1.25 million shares of AIAI Class A common stock upon the occurrence of a specified event, in accordance with the acquisition agreements. In addition, certain transaction-related costs incurred by the Portfolio Companies in an amount of up to $4.05 million will be reimbursed to former equity holders and accounted for as purchase consideration; outstanding unpaid transaction costs as of the closing date will be recognized as acquired liabilities.

Also on May 6, 2026, the Company issued 16.3 million shares of Class A common stock in exchange for an investment in non-voting preferred stock of Messier Blocker Corporation, and issued 25.1 million shares of Class A common stock to Messier 42, LLC (“M42”) as consideration for a perpetual license to M42 AI technology.

On May 14, 2026, the Company’s Class A common stock commenced trading on the Nasdaq Global Market under the ticker symbol "AIAI" pursuant to the Direct Listing. As a result of the Direct Listing, the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Nasdaq Stock Market LLC.

Following the effectiveness of our Registration Statement on May 6, 2026, and continuing through the date of this filing our Founder or affiliated entities under common control of our Founder funded approximately $7.0 million in payment obligations of the Company. Additionally, our Founder and affiliated entities have committed to providing approximately $45.0 million in cash funding to the Company to satisfy certain capital and/or contractual commitments in connection with our merger agreements for acquisition of the Portfolio Companies and costs associated with completion of our Direct Listing. Repayment is not required prior to June 30, 2027.

C.C. CARLTON INDUSTRIES, LTD.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,259	$15,634
Accounts receivable
Contracts receivable	17,864	25,505
Retainage receivable - closed contracts	3,619	6,765
	21,483	32,270
Contract assets classified as:
Costs and estimated earnings in excess of billings on contracts in progress	13,426	2,738
Retainage receivable - open contracts	15,434	11,884
Other current assets	397	—
TOTAL CURRENT ASSETS	63,999	62,526
PROPERTY AND EQUIPMENT, NET	23,981	23,883
OTHER ASSETS
Due from related party, net	267	568
Other non-current assets	92	100
Finance right-of-use assets, net	4,830	5,873
Operating right-of-use assets, net	1,512	1,761
TOTAL ASSETS	$94,681	$94,711
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable
Trade	$35,189	$34,981
Retainage payable - closed contracts	3,420	6,398
	38,609	41,379
Accrued expenses	2,252	1,058
Notes payable - current portion	2,040	1,849
Lines of credit - current portion	5,533	—
Finance lease obligation - current maturities	1,599	1,878
Operating lease obligation - current maturities	939	1,124
Contract liabilities classified as:
Billings in excess of costs and estimated earnings on contracts in progress	1,809	2,819
Retainage payable - open contracts	8,150	3,547
	9,959	6,366
TOTAL CURRENT LIABILITIES	60,931	53,654
NONCURRENT LIABILITIES
Notes payable	3,234	3,251
Lines of credit	17,683	19,067
Noncurrent finance lease obligation	2,472	3,007
Noncurrent operating lease obligation	654	744
TOTAL LIABILITIES	$84,974	$79,723
PARTNERS' CAPITAL
Limited Partners	$9,370	$14,468
General Partner	337	520
TOTAL PARTNERS' CAPITAL	9,707	14,988
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$94,681	$94,711

The accompanying notes are an integral part of these condensed financial statements.

C.C. CARLTON INDUSTRIES, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
INCOME
Revenue from contracts	$58,869	$62,391
Cost of contracts	55,371	53,453
GROSS PROFIT	3,498	8,938

OPERATING EXPENSES
General and administrative expenses	6,964	6,009
(Gain) loss on disposal of property and equipment	(117)	17
State franchise tax expense	38	68

(LOSS) INCOME FROM OPERATIONS	(3,387)	2,844

OTHER EXPENSES
Interest expense	(343)	(336)

NET INCOME (LOSS)	$(3,730)	$2,508

The accompanying notes are an integral part of these condensed financial statements.

C.C. CARLTON INDUSTRIES, LTD.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Amounts in thousands)

(Unaudited)

Partner	Beginning Ownership %	Ending Ownership %	Capital January 1, 2026	Contributions	Net Loss	Distributions and Withdrawals	Capital March 31, 2026
Limited Partners	96.53%	96.53%	$14,468	$—	$(3,601)	$(1,497)	$9,370
General Partner	3.47%	3.47%	520	—	$(129)	(54)	337
			$14,988	$—	$(3,730)	$(1,551)	$9,707

Partner	Beginning Ownership %	Ending Ownership %	Capital January 1, 2025	Contributions	Net Income	Distributions and Withdrawals	Capital March 31, 2025
Limited Partners	96.53%	96.53%	$14,906	$—	$2,421	$(1,444)	$15,883
General Partner	3.47%	3.47%	600	—	87	(52)	635
			$15,506	$—	$2,508	$(1,496)	$16,518

The accompanying notes are an integral part of these condensed financial statements.

C.C. CARLTON INDUSTRIES, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,730)	$2,508
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,146	810
Amortization on finance right-of-use assets	185	453
Accounts receivable	7,641	(3,412)
Retainage receivable - closed contracts	3,147	516
(Gain) loss on disposal of property and equipment	(117)	17
Other	58	20
Contract assets classified as:
Costs and estimated earnings in excess of billings on contracts in progress	(10,688)	(3,727)
Retainage receivable - open contracts	(3,550)	6
Other current assets	(397)	1,363
Accounts payable	183	7,441
Retainage payable - closed contracts	(2,978)	690
Due to related party	(83)	17
Accrued expenses	1,193	36
Contract liabilities classified as:
Billings in excess of costs and estimated earnings on contracts in progress	(1,010)	(2,063)
Retainage payable - open contracts	4,603	540
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,397)	5,215
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(311)	(343)
Proceeds from disposal of property and equipment	152	39
Issuance of related party note	-	(1,250)
Proceeds from related party note	500	-
Payments for related party transactions	(120)	(40)
Proceeds from related party transactions	4	5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	225	(1,589)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on notes payable	(506)	(158)
Proceeds on lines of credit	34,116	17,800
Repayments on lines of credit	(29,966)	(20,800)
Repayment of finance leases	(296)	(747)
Distributions and withdrawals	(1,551)	(1,496)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,797	(5,401)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,375)	(1,775)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	15,634	2,545
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$13,259	$770

Supplemental Disclosures of Cash flow information
Cash paid during the period for:

Interest	$285	$316

Noncash transactions:

Issuance of notes payable for property and equipment	$88	$445

Transfer of right-of-use assets to property and equipment	$866	$748

Issuance of notes payable to settle finance lease liabilities	$518	$544

The accompanying notes are an integral part of these condensed financial statements.

C.C. CARLTON INDUSTRIES, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

C.C. Carlton Industries, Ltd. (the “Partnership”) is a Texas limited partnership, governed by an agreement of limited partnership, as amended (the “Partnership Agreement”). Carlton GP, LLC (“GP”) is a Texas limited liability corporation, and C.C. Carlton Construction of Austin, Inc. (“Construction”) is an S-Corporation.

As of December 31, 2024, GP and Construction owned 1.737% general partner interests in the Partnership. The sole limited partner (the “Limited Partner”) owned a 96.526% interest in the Partnership and 99% interest in GP with an additional investor owning a 1% interest in GP.

During the year ended December 31, 2025, the Limited Partner transferred 12.3% of its interests in the Partnership to the Honeybee Trust (“Honeybee”), 15.1% of its interests in the Partnership to CCC Rainbow Trust (“Rainbow”), and 13.7% of its interests in the Partnership to The Papa Oso Trust (“Papa Oso”).

There were no changes in the Company's ownership structure during the three months ended March 31, 2026.

The Partnership is engaged in the construction of site utilities, roads, bridges, and concrete structures in Texas.

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates. In the Company's opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented.

Partnership Interests

Each partner’s ownership interest is represented by an individual capital account as provided for in the Partnership Agreement. Capital contributions, allocations of income, losses, distributions, and any withdrawals are determined in accordance with the Partnership Agreement and based on each partner’s respective ownership percentage. The Partnership’s ownership interests are not unitized, there is no active or public market for such interests, and any transfers are subject to the approval and restrictions outlined in the Partnership Agreement.

Partner capital accounts fluctuate based on project performance, bonding capacity, and working capital needs as determined by management and the partners.

Presentation of Partners’ Equity

Partners’ equity is presented in the financial statements under the caption “Partners’ Capital.” Capital accounts for each partner class are shown individually, reflecting the respective share of capital contributions, allocated earnings, distributions, and any withdrawals in accordance with the Partnership Agreement. Since the Partnership has not issued ownership units or shares, no par value or number of units is assigned to partners’ equity. Changes in partners’ equity are presented in the condensed statements of partners’ capital, consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505, Equity.

Revenue Recognition

The Partnership recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers whereby revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.

The Partnership primarily enters into fixed-price customer contracts, with allowances for change orders, to provide civil construction and related services. The lengths of the Partnership’s contracts vary, typically lasting from six months to two years. Generally, each contract contains a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct, and the entire transaction price is attributed to that single performance obligation.

Subsequent to the inception of a contract, the transaction price could change due to executed or unapproved change orders, and unresolved contract modifications and/or claims. Changes are accounted for as an adjustment to the existing performance obligation. Changes are made to the transaction price to the extent the amount can be reasonably estimated and recovery is probable.

The Partnership’s performance obligations are satisfied over time because performance creates or enhances an asset that the customer controls as the asset is created or enhanced. Revenue is recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control.

All contract costs are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined.

Contract Assets and Contract Liabilities

Contract assets include costs and estimated earnings in excess of amounts billed to customers as well as amounts due under contractual retention provisions. Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts and have a conditional right for billing and payment such as achievement of milestones or completion of the project. Generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months.

Contracts include retention provisions to provide assurance to customers that the Partnership will perform in accordance with the contract terms and are not considered a financing benefit under ASC 606. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work by the customer.

Contract liabilities consist of billings in excess of costs and estimated earnings, net of the related contract retention. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed. Generally, unearned project-related costs will be earned over the next twelve months. Provisions for losses are recognized for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue; there were no material provisions for losses as of March 31, 2026, and December 31, 2025.

Cash and Cash Equivalents

Cash equivalents are securities having maturities of three months or less from the date of purchase. The Partnership had no cash equivalents at March 31, 2026 or December 31, 2025. From time to time, the Partnership’s balances may exceed FDIC insured limits; however, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable includes billed and unbilled amounts for services provided to customers for which the Partnership has an unconditional right to payment. The Partnership provides an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The Partnership has elected to use the practical expedient provided in ASC 326-20 that allows entities to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Receivables are due thirty days after the date of the invoice with retentions due thirty days after completion of the project and acceptance by the owner. Credit loss expense and allowance related to doubtful accounts receivable where collectability is not reasonably assured was immaterial as of and for the periods ended March 31, 2026, and December 31, 2025.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable and contract assets. Cash and cash equivalents are held by more than one high credit quality financial institution.

As of March 31, 2026, one customer accounted for approximately 18% of total accounts receivable. As of March 31, 2026, one customer accounted for approximately 18% of total contract assets. For the three months ended March 31, 2026, no customer accounted for 10% or more of total revenue.

As of December 31, 2025, one customer accounted for approximately 11% of total accounts receivable. As of December 31, 2025, two customers accounted for approximately 37% and 12% of total contract assets, respectively. For the three months ended March 31, 2025, two customers accounted for 11% and 11% of total revenues, respectively.

The customers that represented greater than 10% concentrations for the three months ended March 31, 2026 are different than the customers that represented greater than 10% concentrations for the three months ended March 31, 2025.

Income and Franchise Taxes

The Partnership is not directly subject to income taxes under the provisions of the Internal Revenue Code and applicable state laws. Therefore, taxable income is reported to the individual partners for inclusion in their respective tax returns and no provision for federal and state income taxes has been included in the condensed financial statements.

The State of Texas franchise tax is calculated based on the gross margin times the applicable state tax rate subject to certain provisions and adjustments. Amounts incurred but not yet paid are recorded in accrued expenses on the condensed balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to expense on the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or respective estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the related costs and accumulated depreciation are removed from the condensed balance sheets, and any resulting gains or losses are recognized in the condensed statements of operations.

Categories of assets and their useful lives are as follows:

Asset Class	Estimated Useful Life
Buildings and improvements	15 - 40 years
Construction equipment	5 - 10 years
Transportation equipment	5 - 7 years
Furniture & fixtures	5 - 7 years
Office equipment	5 - 7 years
Leasehold improvements	Lesser of useful life or lease term

Summary of Property and Equipment is as follows (in thousands):

March 31, 2026
Category	Cost	Accumulated Depreciation	Net Book Value
Land	$365	$—	$365
Construction equipment	34,093	(12,947)	21,146
Transportation equipment	2,499	(1,447)	1,052
Furniture & fixtures	29	(29)	—
Office equipment	255	(231)	24
Leasehold improvements	1,535	(141)	1,394
Total	$38,776	$(14,795)	$23,981

December 31, 2025
Category	Cost	Accumulated Depreciation	Net Book Value
Land	$365	$—	$365
Construction equipment	33,144	(12,002)	21,142
Transportation equipment	2,330	(1,393)	937
Furniture & fixtures	29	(29)	—
Office equipment	255	(228)	27
Leasehold improvements	1,535	(123)	1,412
Total	$37,658	$(13,775)	$23,883

Long-Lived Asset Impairment

The Partnership evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value, and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

No long-lived asset impairment was recognized during the three months ended March 31, 2026 and March 31, 2025.

Imputed Interest

As further described in Note E – Debt, the Partnership entered several equipment purchases in exchange for notes with maturities extending through April 2031. The notes had stated interest rates between 0.00% and 6.89%. The Partnership, in accordance with ASC 835, Interest, adjusted the stated amount of the notes to approximate the then current cash sales price of the equipment by imputing interest using the prime rate published by JPMorgan plus 1.00%. Each equipment purchase was recorded at its present value, with the difference between the face value of the notes and the present value recorded as a note discount. The discount on each note is amortized over the life of the note using the effective interest method. The aggregate notes discount is $0.3 million and $0.4 million as of March 31, 2026, and December 31, 2025, respectively, and is presented on the condensed balance sheets as a direct deduction from the carrying amount of the related notes.

Leases

The Partnership records leases in accordance with ASC 842, Leases. The Partnership determines if an arrangement is a lease, or contains a lease, at inception of the contract and when the terms of an existing contract are changed. The Partnership determines lease classification as operating or finance and recognizes a lease liability and a right of use (ROU) asset at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments, generally discounted using the borrowing rate on the Partnership’s secured line of credit as the implicit rate is not readily determinable on the Partnership’s leases. The ROU asset equals the lease liability at lease commencement as there are not significant indirect direct costs, prepaid or deferred rent, or lease incentives. Generally, the Partnership’s lease contracts do not have the option to extend or renew. The Partnership does not have any material leases with residual value guarantees or restrictive covenants. Lease payments are generally fixed over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term.

The Partnership’s finance lease ROU assets are amortized over the estimated useful life of the asset as ownership of the leased asset transfers to the Partnership by the end of the lease term, or the Partnership is reasonably certain to exercise a purchase option. Amortization expense for finance lease ROU assets is recognized on a straight-line basis and is included in cost of contracts on the condensed statements of operations. Interest expense on finance lease liabilities is recognized separately from the amortization of the ROU asset and is included in interest expense on the condensed statements of operations. The Partnership has elected not to record leases with an initial term of 12 months or less on the condensed balance sheets. Lease cost associated with short-term leases are recognized on a straight-line basis over the lease term.

Advertising Expense

The Partnership expenses advertising costs as incurred in accordance with ASC 720, Other Expenses. Advertising expenses primarily include marketing materials, digital and print media campaigns, promotional activities, and outreach efforts that support project acquisition and brand development. Advertising expense totaled $0.2 million and $0.4 million for the three months ended March 31,

2026 and March 31, 2025, respectively. The Partnership does not capitalize advertising costs, as such amounts do not meet the criteria for capitalization under U.S. GAAP.

Commitments and Contingencies – Legal Proceedings

The Partnership is subject to various claims and legal proceedings that arise in the ordinary course of business. Management is not aware of any pending or threatened litigation, claims, or assessments that are expected to have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows. The total liabilities for legal proceedings were immaterial as of March 31, 2026, and December 31, 2025.

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to observable inputs (Level 1) and the lowest priority to unobservable inputs (Level 3).

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3 – Unobservable inputs for the asset or liability that rely on the Partnership’s own assumptions.

As of March 31, 2026, and December 31, 2025, the Partnership did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis. Accordingly, no fair value hierarchy table has been presented. The carrying amounts of financial instruments such as cash, receivables, and payables approximate their fair values due to the short-term nature of these instruments. The fair value of the Partnership’s debt instruments approximate their carrying value due to variable interest rates, relatively short maturities, or how recent the debt was entered. The interest rates on the Partnership’s borrowings are consistent with current market rates available for similar instruments.

Accounting Standards Recently Adopted

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 when estimating expected credit losses. The Partnership adopted ASU 2025‑05 effective January 1, 2026 on a prospective basis and elected the practical expedient. The adoption of this guidance did not have a material impact on the Partnership's condensed financial statements.

Accounting Standards Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that a public business entity disclose detailed information about types of expense. Specifically, a public business entity would disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d). In addition, a public business entity should include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements. A public business entity would also disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amounts of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The new guidance should be applied either prospectively to financial statements issued after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Partnership is evaluating the impact of the new guidance.

The Partnership does not expect the adoption of this update, or any other recently issued but not yet effective accounting pronouncements, to have a material effect on the Partnership’s financial statements.

Segment Reporting

The Partnership operates as a single operating segment engaged in providing construction and related services to public and private sector clients. The Partnership’s reportable segment is determined by Craig Carlton, Manager of GP and Benjamin Lyon, CEO, the executive management team, which is designated as the Chief Operating Decision Maker (“CODM”), based upon information provided about the Partnership’s operations. The segment is also distinguished by the level of information provided to the CODM, which uses net income to review performance and allocate resources. The nature of the Partnership’s operations, the types of customers served, and the methods used to deliver services are substantially similar across all projects. Accordingly, management has determined that the Partnership has one reportable segment under ASC 280, Segment Reporting. Segment accounting policies are the same as those described in Note A – Summary of Significant Accounting Policies.

All of the Partnership's revenues are generated from customers within the United States. All of the Partnership's long-lived assets are located in the United States.

As the Partnership operated in one reportable operating segment, all required financial segment information is included in the Condensed Financial Statements.

NOTE B - REVENUE FROM CONTRACTS WITH CUSTOMERS

Remaining Performance Obligations

As of March 31, 2026, and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, was approximately $165.2 million and $158.9 million, respectively. The Partnership expects to recognize unearned revenue at March 31, 2026, as follows (in thousands):

Expected Timing of Revenue Recognition	Amount
Within 12 months	$158,511
13 to 24 months	6,712
Beyond 24 months	-
Total	$165,223

Amounts disclosed above represent management’s best estimate based on current contract schedules and anticipated project progress. Actual timing of revenue recognition may vary due to changes in project scope, performance, or customer requirements.

Contract Estimates

Accounting for long-term contracts with customers involves estimating total transaction price, total estimated costs at completion, and progress toward satisfaction of performance obligations which are used to recognize revenue earned. Unforeseen events and circumstances can alter the estimate of the costs associated with a particular contract. Total estimated costs at completion can be impacted by changes in productivity, scheduling, labor costs, subcontracts, materials, and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and push the timing and amount of revenue recognition.

To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition, and profitability from a particular contract may be adversely affected.

The nature of the Partnership’s contracts gives rise to several types of variable consideration that can either increase or decrease the transaction price. Transaction price for contracts is required to include evaluation of variable consideration to which the Partnership has an enforceable right to compensation or obligation for a reduction, which can result in increases or decreases to a contract’s transaction price. The effect of a change in variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis.

Contract modifications can result in contract specifications or requirements that either create new or changes existing enforceable rights and obligations of the parties to the contract. The Partnership considers unapproved change orders to be contract modifications for which customers have agreed to changes in the scope of the contract but have not agreed to the price.

The Partnership considers claims to be contract modifications for which the Partnership has sought, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no contractual agreement with the customer for changes in either the scope or price of the contract. Claims can also be caused by non-customer-caused changes, such as weather delays, work stoppages or other unanticipated events.

Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. Contract modifications are generally for goods or services that are not distinct and, therefore, are accounted for as a part of the existing contract. In those instances, the effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

Disaggregation of Revenue

The Partnership’s customers are either in the public or private sector. The public sector primarily includes projects for federal, state, and municipal agencies involving infrastructure and public works construction. The private sector primarily includes commercial and industrial development projects with private clients.

The following table presents the Partnership’s revenue disaggregated by customer type (in thousands):

Three months ended March 31,	Public Sector Contracts	Private Sector Contracts	Total Revenue
2026	$48,301	$10,568	$58,869
2025	$48,372	$14,019	$62,391

During the three months ended March 31, 2026 and 2025, the Partnership recognized net reductions to revenue of $4.0 million and net increases to revenue of less than $0.1 million, respectively, related to performance obligations satisfied or partially satisfied in prior periods. The amounts primarily reflect revisions in progress towards completion of certain projects resulting from changes in the estimated total cost, and changes to total contract value, including approved change orders, and updates to variable consideration related to unapproved change orders.

As of March 31, 2026, and December 31, 2025, the status of uncompleted contracts is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Contract assets and liabilities classified as:
Costs and estimated earnings in excess of billings on contracts in progress	$13,426	$2,738
Billings in excess of costs and estimated earnings on contracts in progress	(1,809)	(2,819)
	$11,617	$(81)

As work is performed, revenue is recognized, and the corresponding contract liabilities are reduced. During the three months ended March 31, 2026, and March 31, 2025, the Partnership recognized revenue of $2.0 million and $4.7 million, respectively, that was included in the contract liability balances at December 31, 2025, and December 31, 2024, respectively.

Contract claims and unapproved change orders included in contract assets and liabilities on uncompleted contracts at March 31, 2026, and December 31, 2025 were not material.

NOTE C – RELATED PARTIES

Limited Partner Loans and Transactions

During the three months ended March 31, 2026, the Partnership received cash repayment of $0.5 million related to short term promissory notes made to the Limited Partner in 2025 which were outstanding as of December 31, 2025. No amounts were outstanding under the notes at March 31, 2026. There was no interest income earned on the notes during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Partnership loaned $1.3 million to the Limited Partner under short-term promissory notes. Amounts outstanding under the notes at December 31, 2025, was $0.5 million. Total interest income earned on the notes during the three months ended March 31, 2025, was not material.

The Partnership also routinely engages in transactions with related parties in an ordinary course of business. These transactions primarily consist of services provided by a single related party, Triple C Outfitters, which includes event services for the Partnership’s employees and customers. The total expense recognized for services provided by the related party was less than $0.1 million and $0.1 million for the three months ended March 31, 2026, and 2025, respectively. Payments for the services are settled in cash and amounts payable to the related party as of March 31, 2026, and December 31, 2025, were $0 and $0.1 million, respectively. The amounts payable are included in due from related party in the condensed balance sheets.

Related Party Leases

The Partnership leases real estate used for construction equipment storage and operations from five companies, which are all under common control of the Limited Partner. The leases are classified as operating leases. Lease expense recognized under these arrangements was $0.3 million and $0.4 million for the three months ended March 31, 2026, and March 31, 2025, respectively. Required lease information under ASC 842 is presented in Note D – Leases.

NOTE D – LEASES

The Partnership enters into lease arrangements primarily for office facilities, equipment, and vehicles used in construction operations. The Partnership’s lease portfolio consists of both operating and finance leases with varying terms, generally ranging from one to ten years. Lease agreements for office and yard facilities are typically operating leases, while equipment and vehicle leases are generally classified as finance leases. Operating lease costs include $0.1 million and less than $0.1 million of variable lease costs for the three months ended March 31, 2026 and March 31, 2025, respectively.

Lease cost is as follows (in thousands):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating lease cost	$323	$377
Finance lease cost	277	650
	$600	$1,027

Cash paid for amounts included in the measurement of lease obligations are as follows (in thousands):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating leases	$349	$416
Finance leases	296	747
	$645	$1,163

Additional lease information is as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term - operating leases	2.45	2.80
Weighted-average remaining lease term - finance leases	1.12	1.37
Weighted-average discount rate - operating leases	5.15%	4.95%
Weighted-average discount rate - finance leases	9.26%	8.03%

The aggregate annual lease obligations as of March 31, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining nine months of 2026	$897	$1,314
2027	322	3,112
2028	479	—
2029	—	—
2030	—	—
Thereafter	—	—
	1,698	4,426
Less imputed interest	(105)	(355)
Net lease obligation	$1,593	$4,071

NOTE E – DEBT

As of March 31, 2026 and December 31, 2025, the Partnership had the following notes payable (in thousands):

	March 31, 2026	December 31, 2025

Note payable due in monthly instalments of $13,195, at 0.00% stated interest, 8.75% imputed interest, maturing October 2028, secured by certain equipment of the Partnership.	$365	$396

Note payable due in monthly instalments of $8,676, at 0.00% stated interest, 8.75% imputed interest, maturing October 2027, secured by certain equipment of the Partnership.	154	176

Note payable due in monthly instalments of $14,043, at 6.89% stated interest, 8.50% imputed interest, maturing January 2028, secured by certain equipment of the Partnership.	285	321

Note payable due in monthly instalments of $18,176, at 5.99% stated interest, 8.50% imputed interest, maturing February 2028, secured by certain equipment of the Partnership.	385	430

Note payable due in monthly instalments of $9,567, at 5.99% stated interest, 8.50% imputed interest, maturing April 2028, secured by certain equipment of the Partnership.	219	242

Note payable due in monthly instalments of $8,865, at 3.99% stated interest, 8.50% imputed interest, maturing May 2028, secured by certain equipment of the Partnership.	210	231

Note payable due in monthly instalments of $2,923, at 0.00% stated interest, 8.50% imputed interest, maturing June 2029, secured by certain equipment of the Partnership.	99	106

Note payable due in monthly instalments of $1,594, at 0.00% stated interest, 8.50% imputed interest, maturing July 2029, secured by certain equipment of the Partnership.	55	59

Note payable due in monthly instalments of $73,514, at 5.20% stated interest, 8.50% imputed interest, maturing September 2028, secured by certain equipment of the Partnership.	1,981	2,156

Note payable due in monthly instalments of $4,422, at 0.00% stated interest, 8.00% imputed interest, maturing October 2029, secured by certain equipment of the Partnership.	163	173

Note payable due in monthly instalments of $7,899, at 0.00% stated interest, 8.00% imputed interest, maturing November 2029, secured by certain equipment of the Partnership.	298	315

Note payable due in monthly instalments of $1,438, at 0.00% stated interest, 8.00% imputed interest, maturing December 2030, secured by certain equipment of the Partnership.	67	70

Note payable due in monthly instalments of $19,987 at 0.00% stated interest, 8.00% imputed interest, maturing November 2027, secured by certain equipment of the Partnership.	373	425

Note payable due in monthly instalments of $1,473, at 0.00% stated interest, 7.75% imputed interest, maturing April 2031, secured by certain equipment of the Partnership.	73	—

Note payable due in monthly instalments of $17,084, at 5.20% stated interest, 7.75% imputed interest, maturing May 2029,secured by certain equipment of the Partnership.	547	—
	5,274	5,100
Less: current portion	(2,040)	(1,849)

	$3,234	$3,251

The Partnership maintains a revolving credit note agreement with a financial institution which is secured by the Partnership’s property and equipment. The note originated on December 16, 2022, with an initial maximum availability of $8.0 million, and with an original maturity of December 15, 2025. Payments on principal are required only to the extent the outstanding balance is greater than the maximum availability, which is reduced annually based on the terms of the revolving credit note agreement. Payments of interest on the outstanding balance are due monthly. On July 24, 2024, the note was amended with a maximum availability of $14.1 million and extending maturity date to January 24, 2028. On December 19, 2025, the note was further amended with a maximum availability of $16.6 million and extending maturity date to December 19, 2028. As of December 31, 2025, the maximum availability was $16.6 million, of which $11.1 million was outstanding. The note bears interest at the prime rate plus one percent (as defined in the revolving credit note agreement). As of March 31, 2026, the maximum availability was $16.6 million, of which $15.2 million was outstanding. Approximately $5.5 million was required to be repaid on or before March 31, 2027, and was classified as current on the condensed balance sheet as of March 31, 2026.

The Partnership maintains a revolving line of credit with a financial institution which is secured by the Partnership’s property and equipment. The line originated on November 12, 2018, and matures on December 26, 2027, as amended, and bears interest at the Wall Street Journal’s prime rate plus 0.50%. Payment of principal is due upon maturity with interest payments on the outstanding balance due monthly. The maximum availability for the line of credit is $8.0 million, all of which was outstanding as of March 31, 2026, and December 31, 2025.

The aggregate effective interest rate on the revolving credit note and the revolving line of credit agreements was approximately 7.52% and 8.28% for the three months ended March 31, 2026, and March 31, 2025, respectively.

The Partnership must maintain a minimum current ratio, minimum net worth, and maximum leverage (as defined in the revolving credit note and revolving line of credit agreements). As of March 31, 2026, and December 31, 2025, there were no debt covenant violations.

Future maturities of long-term debt for the years following March 31, 2026 are as follows (in thousands):

Remaining nine months of 2026	$5,657
2027	15,747
2028	6,779
2029	268
2030	33
Thereafter	6
$28,490

NOTE F – SUBSEQUENT EVENTS

Subsequent events have been evaluated through June 22, 2026, the date the financial statements were issued.

On May 6, 2026, the Partnership completed a merger transaction with AIAI Holdings Corporation pursuant to which 100% of the Partnership’s outstanding equity interests were exchanged for 16.1 million shares of Class A common stock of AIAI Holdings Corporation. Purchase consideration also is subject to adjustment for the Partnership’s net indebtedness at the closing date. In connection with the merger transaction the Partnership was converted to a limited liability corporation and became a wholly owned subsidiary of AIAI Holdings Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited financial statements and related notes thereto included in "Item 1. Financial Statements" and with the audited financial statements and the related notes included in our Registration Statement filed on May 1, 2026 (“Registration Statement”) . The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in this quarterly report. See “Forward-Looking Statements".

The following discussion and analysis of the financial condition and results of operations of the registrant, AIAI Holdings Corporation, and the registrant’s “Predecessor” company, C.C. Carlton Industries, Ltd. together with their financial statements and the related notes appearing elsewhere in this filing.

AIAI HOLDINGS CORPORATION

Overview

AIAI Holdings Corporation (“AIAI”) will operate through a unique business model that applies its licensed AI technology to strategic acquired portfolio companies. Our business will generate revenue through products and services distributed by our subsidiary Portfolio Companies, which are the operating companies we will acquire and enhance through AI implementation.

Our anticipated accelerated timeline of four to six months for the implementation of our AI technology, compared to our perceived industry standard of 24-36 months, represents a significant competitive advantage and drives our financial performance. This accelerated time frame for the implementation of our AI should enable faster revenue recognition from technology services while allowing more rapid realization of operational improvements in acquired companies. There are several reasons why will believe our implementation process will occur more rapidly than traditional software implementations:

(1)
Truncated Administrative Process: Traditional software companies are typically subject to lengthy sales processes involving competitive bidding and procurement, which are often weighed against criteria generated by a third-party consultant, typically beginning after a 30 to 180 day study and subsequent report on the client’s requirements..
(2)
Standardizing Backend Foundational IT: Traditional software businesses must develop detailed statements of work, project plans, and system mappings, tailored to each client’s business and requirements. This process can often take several months just to begin the integration and deployment. Our approach is different because we are not selling software. We perform upfront analysis and develop standardized backend and middleware specifications that become a single technology foundation as a requirement during any subsidiary acquisition diligence process. We thereby expect to be able to generally complete this work concurrently with an approximately 12-week diligence period so we can accelerate post-acquisition integration and operational readiness. In addition to deploying our software platform, we supplement the implementation with our experienced industry-agnostic services, support, and management teams to enable consistent and uniform execution across our portfolio companies.
(3)
Industry Agnostic AI Platform: A significant reason we believe we will have an accelerated platform is technical in nature. The AI technology we are licensing from M42 is supported by over one billion lines of code and configuration, industry specific and non-industry specific APIs and extremely advanced mathematics and science. As a result, our platform does not require traditional data cleansing, data extraction, data transformation, and data loading “extract transform load” (ETL) processes. We can leave the data in its data silo rather than “normalizing” disparate data types, and going through a centralized ETL process, we can “loosely associate” unstructured or structured disparate data silos and analyze them in place. This approach enables us to process very large data volumes and deliver insights significantly faster than traditional solutions, which often remain constrained by extended periods of data cleansing and normalization efforts. This capability allows us to access portfolio companies’ data and business applications and deliver AI-enabled insights within days or weeks while our competitors continue to spend extended periods manually cleansing, normalizing, integrating and extracting data.

Key Factors Affecting Our Performance

Implementation Efficiency

Our financial performance depends significantly on maintaining our accelerated implementation timeline. Any extension of this timeline could increase implementation costs, delay the realization of expected cost savings, and reduce revenue growth at our portfolio companies expected to be achieved through utilization of our licensed AI, and potentially impact customer satisfaction at our portfolio companies. Our ability to maintain AI implementation efficiency while scaling operations across multiple sectors and geographies directly impacts our profitability and growth potential.

Acquisition Performance

The success of our acquisition strategy materially affects our financial results. Key factors include our ability to:

•
Identify suitable acquisition targets at appropriate valuations
•
Complete effective due diligence under time constraints
•
Successfully integrate acquired companies
•
Implement our AI solutions within acquired operations
•
Achieve projected operational improvements
•
Maintain consistent implementation timelines across acquisitions

Market Conditions

Our performance is influenced by general economic conditions, technology spending trends, and sector-specific factors across our target industries. Economic downturns could impact both technology services revenue and acquisition opportunities. Market conditions also affect our ability to maintain our targeted dividend policy and achieve desired returns on acquisitions.

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March, 31, 2025

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue
Products	$—	$—
Services	—	—
Total revenue	—	—
Cost of sales	—	—
Gross profit	—	—
General and administrative expenses	18	—
Transaction advisory costs	2,700	—
Operating loss	(2,718)	—
Other income (expense), net	—	—
Loss before income taxes	(2,718)	—
Provision for income tax	—	—
Net loss	$(2,718)	$—

For the three months ended March 31, 2026 and 2025, AIAI did not conduct any substantive business operations other than incurring expenses incidental to the Direct Listing process, as further discussed below. As a result, there was no revenue-generating activity or operational performance to report for the period.

Operating Expenses

General and administrative expenses

General and administrative costs increased by less than $0.1 million, or 100.0%, from $0 in the period ended March 31, 2025 to less than $0.1 million in the three months ended March 31, 2026. This increase was attributable to employee compensation expenses incurred during the 2026 period; the Company had no employees during the 2025 period.

Transaction advisory costs

Transaction advisory costs increased $2.7 million, or 100.0%, from $0 in the period ended March 31, 2025 to $2.7 million in the three months ended March 31, 2026. This increase was due to transaction costs incurred in connection with the evaluation and execution of strategic initiatives related to identification of portfolio companies and completion of the Direct Listing of our common stock including legal, accounting, and advisory services.

Provision for income taxes

The Company has net operating loss carry forward deferred tax assets of $1.39 million and $0.82 million related to pre-tax losses as of March 31, 2026 and December 31, 2025, respectively. A full valuation allowance has been recorded on the operating loss carry forward deferred tax asset as of March 31, 2026 and December 31, 2025.

Liquidity and Capital Resources

Overview

Prior to the completion of the Direct Listing of our common stock and the contemporaneous closing of the acquisition transactions for our Portfolio Companies, our liquidity needs primarily consist of working capital requirements associated with transaction advisory costs incurred in connection with the Direct Listing of our common shares. Our principal sources of liquidity are funded through capital contributions provided by our Founder or affiliated entities under common control of our Founder. As of March 31, 2026 and December 31, 2025, we did not have cash or financial assets of our own, nor did we have any indebtedness. During these periods, we did not conduct any substantive business operations, and all liquidity needs were met exclusively through capital contributions by our Founder and our affiliates who made payments to service providers on our behalf.

Following completion of the Direct Listing and the contemporaneous closing of the acquisition transactions for our Portfolio Companies our liquidity needs will primarily consist of working capital requirements for the operations of our Portfolio Companies as well as incremental general and administrative costs associated with operating as a public company, acquisition funding, capital expenditures, and research and development investments. Our principal sources of liquidity are expected to be cash generated from operations, available cash and cash equivalents, loans from or additional capital contributions provided by our Founder or affiliated entities, borrowings under one or more credit facilities, and access to capital markets.

Contractual Obligations

As of March 31, 2026, our contractual obligations, the effectiveness of which occurred contemporaneous with the effectiveness of our Registration Statement consist primarily of:

•
Earnout obligations related to acquisition of the Portfolio Companies
•
Employment agreements with key personnel
•
License Agreement and related Technology Services Agreement with M42
•
Contingent fees due to providers of legal and capital markets advisory services incurred in connection with the Direct Listing of our common shares

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

Business Combinations

Our acquisition strategy requires significant judgments in allocating purchase price to acquired assets and liabilities, including identifying and valuing intangible assets. We must also estimate the future performance of acquired companies and the expected synergies from implementing our AI solutions, which affects the valuation of acquired businesses and potential earnout obligations.

We account for business combinations in accordance with Accounting Standard Codification (“ASC”) Topic 805, which requires the identification of the acquirer, determination of the acquisition date, and recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. Significant judgment is required in identifying and valuing intangible assets, estimating future performance of acquired entities, and assessing expected synergies. Any excess of the purchase price over the fair value of net assets acquired is recognized as goodwill.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships designed to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Prior to the closing of the acquisitions of our Portfolio Companies we have no cash and cash equivalents or debt obligations and therefore no interest rate risk. Following the acquisition of our Portfolio Companies, sources of interest rate risk will primarily include acquired debt obligations of our Portfolio Companies and any future debt obligations. Changes in interest rates affect the returns we can earn on our cash and cash equivalents and the cost of any future debt financing for acquisitions or operations.

Effects of Inflation and Tariffs

While inflationary cost increases can affect our income from operations, we believe that inflation generally has not had a material adverse effect on our results of operations. Other than the potential for increased inflation as a result of supply chain disruption due to international conflicts, or new tariffs and retaliatory actions by other countries, inflationary cost increases are not expected to have a material adverse effect on our results of operations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•
Reduced disclosure about our executive compensation arrangements
•
Exemption from the requirements to hold non-binding advisory votes on executive compensation
•
Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting
•
Extended transition periods for complying with new or revised accounting standards

We will remain an emerging growth company until the earliest of the end of the fiscal year in which we have more than $1.235 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1 billion of non convertible debt securities over a three-year period.

C.C. CARLTON INDUSTRIES, LTD.

Overview

Founded in 1993, CCCI is a well-established civil construction company based in Texas, specializing in delivering full-scope civil construction, project management, and estimating services. With over 30 years of experience serving Texas, CCCI has focused on civil construction services and established a strong reputation for excellence in the construction industry. Services include clearing, site preparation, excavation, wet utility installation, dry utility installation, lift and pump stations, water treatment plants, concrete structures, streets and parking lots. Additionally, CCCI’s landscaping division offers irrigation, revegetation, aquatic plantings, and custom wall construction. Backed by deep industry expertise and proven estimating processes, CCCI has designed and managed a diverse range of projects, such as single-family subdivisions, multi-family subdivisions, apartments, commercial sites, hospitals, medical office buildings, industrial sites, schools, and municipal projects.

CCCI is dedicated to fostering long-term relationships with its clients, driven by the company’s commitment to transparency, ethical practices, and adherence to the highest standards of quality. CCCI’s team of experienced professionals works collaboratively to deliver innovative solutions tailored to meet the unique needs of each project, ensuring customer satisfaction and project success. As CCCI continues to grow and adapt to the evolving construction landscape, CCCI remains committed to enhancing its capabilities and expanding its service offerings, positioning itself as a leader in the civil construction sector in Central Texas.

CCCI expects the strong demand for its services will continue, driven by (i) population growth in Texas resulting in public and private development, (ii) state and local government funding, and (iii) the need to repair and upgrade infrastructures. CCCI is prequalified to perform Texas Department of Transportation work, which gives the company enhanced credibility and competitive advantage in a region where public infrastructure is expanding rapidly. As of March 31, 2026 and December 31, 2025, CCCI’s remaining performance obligation backlog was $165.2 million and $158.9 million, respectively.

Revenue Model

CCCI primarily derives revenue from fixed-price contracts in the civil construction sector with a focus on construction of site utilities, roads, bridges, and concrete structures in Texas. CCCI specializes in providing full-scope civil construction, project management, and estimating services, including but not limited to wet and dry utility installation, paving and concrete structures, site clearing and grading, lift and pump stations, and treatment plants. Additionally, CCCI offers landscaping services including irrigation, revegetation, aquatic plantings, tree replacement, and decorative wall construction. This diverse expertise is essential for executing a variety of projects, including single-family subdivisions, multi-family subdivisions, commercial sites, hospitals, medical office buildings, industrial sites, schools, and municipal projects with efficiency and scalability.

CCCI recognizes revenue over time as work is completed, typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress. Costs that do not depict progress toward satisfaction of the performance obligation are included in contract costs but may not result in revenue being recognized, such as significant re-work.

Trends and Key Factors Affecting Performance

CCCI believes that future performance will be influenced by a number of factors, including those described in the section titled “Risk Factors” in AIAI's Registration Statement as well as the factors described below. While each of these factors presents significant opportunities for CCCI, these factors also pose challenges that CCCI must successfully address in order to sustain the growth of the company’s business and enhance results of operations.

Weather Natural Disasters and Emergencies

CCCI’s performance in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall, icing, or rainfall, hurricanes, tropical storms, tornadoes, floods, extreme temperatures, wildfires, and pandemics. These conditions and events can negatively impact CCCI’s financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. See “Risk Factors.”

Seasonality

CCCI’s operations are typically affected more by weather conditions during the first and fourth quarters of the fiscal year, because cold, snowy or wet conditions can create challenging working environments that are more costly for CCCI’s customers or cause delays on projects. This may alter the company’s construction schedules and can create variability in CCCI’s revenues, profitability and the required number of employees. Second and third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. See “Risk Factors.”

CCCI’s Ability to Obtain New Projects

CCCI bids on projects that it believes offers an opportunity to meet the company’s profitability objectives or that offer the opportunity to enter promising new markets. The potential customers often conduct rigorous competitive processes for awarding contracts. CCCI will potentially face strong competition and pricing pressures for any additional contract awards from other government agencies, and CCCI may be required to qualify or continue to qualify under various multiple award task order contract criteria. See “Risk Factors.”

CCCI’s Ability to Obtain Approval of Change Orders and Successfully Pursue Claims

CCCI is subject to variation in scope and cost of projects from the company’s original projections. In certain circumstances, CCCI seeks to collect or assert claims against customers, engineers, consultants, subcontractors or others involved in a project for additional compensation exceeding the contract price or for amounts not included in the original contract scope. CCCI’s experience has often been that customers have been willing to negotiate equitable adjustments to the contract compensation or completion time provisions if unexpected circumstances arise. However, this process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. See “Risk Factors.”

CCCI’s Ability to Estimate and Control Construction Costs

CCCI’s costs primarily consist of payroll, equipment, materials, subcontractors, and other project related expenses. CCCI’s contracts are typically fixed price, and if CCCI is unable to accurately estimate the overall risks, requirements or costs when CCCI bids on or negotiates a contract that is ultimately awarded, the company may achieve a lower than anticipated profit or incur a loss on the contract due to higher than estimated costs. Additionally, CCCI’s costs and profitability can be adversely affected by factors such as inflation, tariffs, supply chain and other operational inefficiencies. CCCI’s future growth also depends on the company’s ability to accurately estimate and control construction costs, a major part of which consists of implementing AIAI’s licensed AI technology in CCCI’s estimating and operational processes going forward. Also, CCCI’s labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. CCCI strives to minimize exposure to labor and material price increases in the company’s project bids and the manner in which CCCI executes work. In fixed price contracts, CCCI attempts to insulate itself from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, by securing purchase commitments for materials early in the project schedule and by including contingency for these risks in the bid price. Construction and other materials used in construction activities are generally available locally from multiple sources. See “Risk Factors.”

An Inability to Obtain Bonding Could Have a Negative Impact on CCCI’s Operations and Results

CCCI is often required to provide surety bonds securing the company’s performance under customer contracts. CCCI’s ability to obtain surety bonds primarily depends on company’s working capital, past performance, capitalization, credit rating, management expertise, overall capacity of the surety market and other factors. If CCCI is unable to obtain reasonably priced surety bonds in the future, it could significantly affect CCCI’s ability to be awarded new contracts and could, consequently, have a material adverse effect on CCCI’s business, results of operations and financial condition. See “Risk Factors.”

Key Performance Indicators and Non-GAAP Measures

CCCI regularly reviews the following key business metrics to evaluate the business, measure company performance, identify trends affecting the company’s business, formulate financial projections and make strategic decisions. In assessing the performance of CCCI’s business, net income (loss) is the primary measure that management uses to assess performance. In addition to net income (loss), CCCI also considers a variety of other key performance measures, including non-GAAP measures. The key performance measures used by management for determining how CCCI’s business is performing are total revenue, income (loss) from operations, net income (loss), gross profit, gross margin, and Adjusted EBITDA, which is a non-GAAP measure.

CCCI believes that these key financial measures provide useful information to users of the financial statements in understanding and evaluating CCCI’s results of operations in the same manner as CCCI’s management team. The presentation of these key performance measures, including Adjusted EBITDA, which is a non-GAAP financial measure, is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. See “Non-GAAP Measures” below.

The following table sets forth CCCI’s key performance measures for the periods indicated below:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Total revenue	$58,869	$62,391
Gross profit	3,498	8,938
Gross margin	5.9%	14.3%
Income (loss) from operations	(3,387)	2,844
Net income (loss)	(3,730)	2,508
Adjusted EBITDA	$(1,113)	$4,399

Adjusted EBITDA

Adjusted EBITDA is calculated as net income (loss) adjusted to exclude interest expense, income and state franchise tax expense and depreciation and amortization, further adjusted to exclude share-based compensation, non-core costs related to strategic initiatives, and certain other non-recurring charges. CCCI uses Adjusted EBITDA to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of CCCI’s business strategies, to make budgeting decisions and to compare CCCI’s performance against that of other peer companies using similar measures. See “Non-GAAP Measures” below for a reconciliation of Adjusted EBITDA to net income (loss).

Components of Results of Operations

Revenue from contracts

CCCI generates revenue by providing comprehensive civil construction, project management, and estimating services in Texas. CCCI’s contracts are typically fixed-price, and CCCI generally recognizes revenue over time as performance obligations are satisfied and control over promised goods or services are transferred to customers, in accordance with Accounting Standard Codification (“ASC”) Topic 606. This method assesses the extent of progress based on the ratio of costs incurred to date against the total estimated costs at completion of the performance obligation. Estimating total costs to complete requires CCCI to make informed estimates regarding material costs and availability, labor costs and productivity including subcontracting costs, as well as overhead expenses.

Costs of contracts

Costs of contracts consists of all direct and indirect costs on construction contracts, including raw materials, labor, equipment costs, and subcontractor costs. The cost of significant uninstalled materials, re-work, or scrap is generally excluded from the cost-to-cost measure of progress as it is not proportionate to the entity’s progress in satisfying the performance obligation. CCCI expects the cost of contracts to increase in absolute dollars in future periods as the business grows. As additional cost-optimization initiatives are executed, CCCI expects the cost of contracts as a percentage of revenue to decrease over time.

General and administrative expenses

General and administrative expenses primarily consist of costs for estimating and bidding, business development, and costs related to CCCI’s operational offices such as operating leases that are not allocated to direct contract costs and expenses related to CCCI’s corporate functions. General and administrative expenses are expensed as incurred. CCCI expects to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with public company reporting obligations, and increased costs for investor relations and professional services. CCCI expects general and administrative expenses to increase in future periods and to vary from period to period as a percentage of revenue.

Depreciation and amortization

Depreciation includes the depreciation of fixed assets, including construction equipment, transportation equipment, furniture and fixtures, office equipment, and leasehold improvements. Amortization includes amortization of right of use assets under finance leases of equipment. Depreciation and amortization expense is included in the statements of operations within cost of contracts and general and administrative expenses.

Interest expense

Interest expense primarily consists of the interest incurred on CCCI’s lines of credit, finance leases, notes payable, and amortization of debt issuance costs, such as debt origination and commitment fees.

State franchise tax expense

Tax expenses primarily consist of the State of Texas franchise tax. CCCI’s primary operations are classified as a partnership for federal income tax purposes reportable by its members and are not subject to federal and certain state income taxes. Accordingly, CCCI makes no provision for federal and state income taxes in its financial statements except for certain state franchise, excise, and margin tax payable by the partnership entity. Following the completion of its acquisition by AIAI, CCCI will be subject to taxation as a corporation.

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March, 31, 2025

The following table summarizes CCCI’s results of operations for the three months ended March 31, 2026 and 2025, and the changes between periods.

	For the three months ended
	March 31,	March 31,	$ Change	% Change
(in thousands)	2026	2025
Income
Revenue from contracts	$58,869	$62,391	$(3,522)	(5.6%)
Cost of contracts	55,371	53,453	1,918	3.6%
Gross Profit	3,498	8,938	(5,440)	(60.9%)
Operating Expenses
General and administrative expenses	6,964	6,009	955	15.9%
Loss (gain) on disposal of property and equipment	(117)	17	(134)	(788.2%)
State franchise tax expense	38	68	(30)	(44.1%)
Income (loss) from operations	(3,387)	2,844	(6,231)	(219.1%)
Other expense
Interest expense	(343)	(336)	(7)	2.1%
Net Income (loss)	$(3,730)	$2,508	$(6,238)	(248.7%)

Revenue from contracts

Revenue decreased by $3.5 million, or 5.6%, to $58.9 million in the three months ended March 31, 2026 from $62.4 million in the three months ended March 31, 2025, due to a reduction in the number of new projects launching in the first quarter of 2026 compared to the prior year period. The reduction in project launches was a result of deterioration in commercial market conditions, as well as weather-related delays that impacted project activity during the three months ended March 31, 2026. Project mix also contributed to the decrease in revenue as compared to the prior year period, as a greater percentage of active projects were publicly bid utility projects with lower contract values and margins than comparable commercial projects.

The pattern of project awards and starts can have a significant impact on the pattern of revenue recognition. During the three months ended December 31, 2025 and the three months ended March 31, 2026, project awards increased from the comparable prior year; however, due to market uncertainty and cost volatility, project starts for certain awarded projects were delayed by our customers into the second quarter of 2026, resulting in a reduction in revenue.

Cost of contracts

Cost of contracts increased by $1.9 million, or 3.6%, to $55.4 million in the three months ended March 31, 2026 from $53.5 million in the three months ended March 31, 2025. Cost of contracts as a percentage of revenue increased by 8.4%, from 85.7% in the three months ended March 31, 2025 to 94.1% in the three months ended March 31, 2026. Increased costs were driven by labor cost inefficiencies arising from adverse weather conditions which limited construction activity as well as customer-driven delays in project starts which limited CCCI’s ability to efficiently deploy labor resources. CCCI maintained its workforce throughout the reporting period irrespective of construction slowdowns in order to support ongoing and anticipated customer projects. Also contributing to increased costs were inflationary costs pressures associated with fuel and materials which could not be passed on to customers. The reduction in gross margin was also partially attributable to a shift towards lower‑margin single‑family and government projects resulting from a recent decline in commercial market conditions driven by higher fuel and materials costs. Competitive market conditions for publicly bid projects also contributed to a decrease in overall contract size and margin compression on successfully bid projects during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

General and administrative expenses

G&A expenses increased by $1.0 million, or 15.9%, to $7.0 million in the three months ended March 31, 2026 from $6.0 million in the three months ended March 31, 2025 due to an increase in professional fees of $1.2 million related to preparation for AIAI's public listing. This increase was partially offset by a decrease in advertising in the three months ended March 31, 2026.

Loss (gain) on disposal of property and equipment

Loss (gain) on sale of assets changed by $0.1 million, or 788.2%, to a $0.1 million gain in the three months ended March 31, 2026 from a loss of less than $0.1 million in the three months ended March 31, 2025, due to an increase in volume of equipment disposals during the three months ended March 31, 2026.

Interest expense

Interest expense decreased by less than $0.1 million, or 2.1%, to $0.3 million in three months ended March 31, 2026 from $0.3 million in the three months ended March 31, 2025. This decrease was attributable to lower interest expense associated with finance leases and the impact of lower variable interest rates on amounts outstanding under the company’s revolving credit facilities. These decreases were offset by higher interest expense on notes payable.

Non-GAAP Measures

In addition to net income (loss) determined in accordance with U.S. GAAP, CCCI uses Adjusted EBITDA, a non-GAAP measure, to evaluate its business, measure its performance and make strategic decisions. Adjusted EBITDA is calculated as net income (loss) adjusted to exclude interest expense, income and state franchise tax expense and depreciation and amortization, further adjusted to exclude share-based compensation, non-core costs related to strategic initiatives including transaction related expenses, certain non-recurring public company costs, system implementation and enhancement costs and certain other non-recurring charges.

Management uses Adjusted EBITDA to assess the CCCI’s financial performance because it allows them to compare its operating performance on a consistent basis across periods by removing the effects of CCCI’s capital structure, asset base and other items that impact the comparability of financial results from period to period. CCCI presents Adjusted EBITDA because it believes it provides useful information regarding the factors and trends affecting its business in addition to measures calculated in accordance with U.S. GAAP.

Management believes that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing its financial performance and results of operations across reporting periods by excluding items it does not believe are indicative of its core operating performance. Net income (loss) is the U.S. GAAP measure most directly comparable to Adjusted EBITDA. CCCI’s non-GAAP financial measure should not be considered as an alternative to the most directly comparable U.S. GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons management considers them appropriate for supplemental analysis.

In evaluating Adjusted EBITDA, you should be aware that in the future CCCI may incur expenses that are the same as or similar to some of the adjustments in such presentation. CCCI’s presentation of Adjusted EBITDA should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. There can be no assurance that management will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of CCCI’s operating results as reported under U.S. GAAP. Adjusted EBITDA may be defined differently by other companies in the construction industry and may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The table below presents CCCI’s Adjusted EBITDA, reconciled to CCCI’s net income (loss) for the periods indicated:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Net income (loss)	$(3,730)	$2,508
Adjusted for:
Depreciation and amortization expense	1,331	1,263
Interest expense	343	336
State franchise tax expense	38	68
Transaction related expenses	1,022	207
Loss (gain) on disposal of property and equipment	(117)	17
Adjusted EBITDA	$(1,113)	$4,399

Adjusted EBITDA for the three months ended March 31, 2026 was negative $1.1 million, a decrease of $5.5 million, or 125.3%, from $4.4 million for the three months ended March 31, 2025. The primary driver of the decrease was a reduction in gross profit due to factors discussed in Revenue from contracts and Cost of contracts within the Results of Operations section above.

Liquidity and Capital Resources

The primary sources of liquidity are cash and cash equivalents, available borrowing capacity under the lines of credit and cash generated from operations. CCCI believes that existing cash on hand and cash generated from operations and available capacity will be sufficient to meet CCCI’s liquidity needs in the short term. CCCI’s ability to satisfy long-term liquidity requirements of the business depends on its future operating performance, which is affected by prevailing economic conditions, market conditions in the civil construction industry, availability and cost of raw materials and other factors, many of which are beyond CCCI’s control.

Cash used in operating activities was $4.4 million in the three months ended March 31, 2026 compared to cash provided by operating activities of $5.2 million in the three months ended March 31, 2025. Cash provided by investing activities was $0.2 million in the three months ended March 31, 2026 compared to cash used in $1.6 million in the three months ended March 31, 2025, driven by decreases in issuances of related party notes, increases in proceeds from related party notes and an increase in proceeds from disposals of property and equipment, partially offset by an increase in payments for related party transactions. Cash provided by financing activities was $1.8 million in the three months ended March 31, 2026, compared to $5.4 million used in financing activities in the three months ended March 31, 2025, driven by greater net borrowings under CCCI’s lines of credit, partially offset by increased repayments on lines of credit. As of March 31, 2026, and December 31, 2025, CCCI had $13.3 million and $15.6 million in cash on hand, respectively.

As of March 31, 2026, CCCI’s working capital was in a surplus as the company’s current assets exceeded current liabilities by $3.1 million. As of December 31, 2025, CCCI’s working capital was in a deficit as the company’s current liabilities exceeded current assets by $8.9 million. Due to the nature of CCCI’s supplier and customer contracts as well as the timing of payments, CCCI expects to continue to fluctuate between a surplus and deficit of net working capital. Additionally, as of March 31, 2026 and December 31, 2025, CCCI’s current deferred revenue totaled $1.8 million and $2.8 million, respectively. Deferred revenue is driven by the nature of CCCI’s customer contracts wherein advance payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized in revenue as CCCI satisfies the underlying performance obligation.

Lines of credit

CCCI maintained a revolving credit note agreement (the “Revolving Credit Note”) with an interest rate of 1% plus Prime (Prime being the highest prime rate published in the Wall Street Journal or announced by the principle office of Citibank, N.A., J.P. Morgan Chase or Bank of America), but at no less than 7% per annum and no more than 14% per annum, and a maturity date of December 19, 2028.

As of March 31, 2026 and December 31, 2025, the maximum availability was $16.6 million and $16.6 million, respectively, and the principal balance outstanding was $15.2 million and $11.1 million, respectively. As of March 31, 2026 and December 31, 2025, there were no debt covenant violations.

CCCI also maintains an $8.0 million revolving line of credit (the “Revolving Credit Line”) which bears interest at the Wall Street Journal’s prime rate plus 0.50% and has a maturity date of December 26, 2027, as amended. As of March 31, 2026 and December 31, 2025, there was $8.0 million and $8.0 million of principal balance outstanding with $0 and $0 available to borrow, respectively. As of March 31, 2026 and December 31, 2025, there were no debt covenant violations.

The aggregate effective interest rate was approximately 7.52% and 8.28% for the periods ended March 31, 2026, and March 31, 2025, respectively.

Notes payable

As of March 31, 2026, CCCI also has outstanding notes payable with maturity dates ranging from October 2027 through December 2030. As of March 31, 2026 and December 31, 2025, outstanding notes payable totaled $5.3 million and $5.1 million, respectively. These notes were primarily issued to equipment suppliers and are secured by machinery and equipment. The notes carry stated interest rates between 0% to 6.89% with monthly installment payments. CCCI continues to monitor and manage its equipment financing obligations.

Cash Flows

The following table summarizes CCCI’s cash flows and cash and cash equivalents, for the periods indicated:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Net cash provided by (used in) operating activities	$(4,397)	$5,215
Net cash provided by (used in) investing activities	225	(1,589)
Net cash provided by (used in) financing activities	1,797	(5,401)
Decrease in cash and cash equivalents	$(2,375)	$(1,775)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 increased by $9.6 million compared to the three months ended March 31, 2025, due to a $3.4 million unfavorable change in operating assets and liabilities and a $6.2 million unfavorable change in net income (loss).

Net income (loss) was unfavorable by $6.2 million as CCCI generated a net loss of $3.7 million in the three months ended March 31, 2026 as compared to net income of $2.5 million in the three months ended March 31, 2025. The reasons for the decrease in net income (loss) are set forth under “Results of operations.”

The change in operating assets and liabilities during the three months ended March 31, 2026 resulted in a $3.4 million decrease in cash and cash equivalents as compared to the change in operating assets and liabilities during the three months ended March 31, 2025. This change was driven by timing differences related to collections on construction contract receivables, raw material purchases and vendor payments on construction contracts.

Investing Activities

Net cash provided by investing activities increased by $1.8 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in net cash provided by investing activities was principally the result of a $0.1 million increase in proceeds from disposals of property and equipment, a $0.5 million increase in proceeds from related party notes, and a $1.3 million decrease in related party note issuances, partially offset by a $0.1 million increase in payments for related party transactions.

Financing Activities

Net cash provided by financing activities increased by $7.2 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was driven by greater draws on CCCI’s lines of credit of $16.3 million and reduced finance lease payments of $0.5 million. This increase was partially offset by greater repayments on CCCI’s lines of credit of $9.2 million, increased repayments on notes payable of $0.3 million, and increased distributions to owners of $0.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

CCCI’s management’s discussion and analysis of company’s financial condition and results of operations are based on CCCI’s financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of the financial statements in conformity with U.S. GAAP requires the use of certain judgments, estimates and assumptions that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, and amounts of revenue and expenses recognized during the period. CCCI considers an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates and assumptions could have a material impact on CCCI’s financial statements.

On an ongoing basis, CCCI evaluates the company’s estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. CCCI reviews the company’s financial reporting and disclosure practices and accounting policies periodically to confirm that CCCI provides accurate and transparent information relative to the current economic and business environment. A summary of CCCI significant accounting policies is included in Note A – Summary of Significant Accounting Policies to CCCI’s audited financial statements included in AIAI's Registration Statement.

CCCI believes that the company’s critical accounting policies and estimates are:

Revenue recognition

CCCI’s accounting policies establish principles for recognizing revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs. The majority of CCCI’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally CCCI has contracts with multiple performance obligations.

For contracts with multiple performance obligations, CCCI allocates the contract’s transaction price to each performance obligation using the observable stand-alone selling price, if available, or alternatively the best estimate of the stand-alone selling price of each distinct performance obligation in the contract. The primary method used to estimate stand-alone selling price is the expected cost plus a margin approach for each performance obligation.

Revenue related to contracts with customers is recognized over time as work is completed due to the continuous transfer of control to the customer, typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress. Costs that do not depict progress toward satisfaction of the performance obligation are included in contract costs but may not result in revenue being recognized, such as significant re-work.

Revenue from contracts with customers is measured based on consideration specified in a contract with a customer, and excludes any amount collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, that are collected by CCCI from a customer, are excluded from revenue.

Costs of revenues earned include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. The cost of significant uninstalled materials, re-work, or scrap is generally excluded from the cost-to-cost measure of progress as it is not proportionate to the entity’s progress in satisfying the performance obligation.

Costs to fulfill a contract, including mobilization costs, prior to substantive work beginning are capitalized as incurred and amortized over the expected duration of the contract. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract Estimates Including Claims, Unapproved Change Orders and Variable Consideration

CCCI accounts for long-term contracts through the use of various techniques to estimate total transaction price, total estimated costs at completion, and progress toward satisfaction of performance obligations which are used to recognize revenue earned. Unforeseen events and circumstances can alter the estimate of the costs associated with a particular contract. Total estimated costs at completion can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials, and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and push the timing and amount of revenue recognition.

To the extent that original cost estimates are modified, estimated costs to complete the increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition, and profitability from a particular contract may be adversely affected.

The nature of CCCI’s contracts gives rise to several types of variable consideration that can either increase or decrease the transaction price. Transaction price for contracts is required to include evaluation of variable consideration to which CCCI has an enforceable right to compensation or obligation for a reduction, which can result in increases or decreases to a contract’s transaction price. The effect of a change in variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis.

Contract modifications can result in contract specifications or requirements that either create new or changes existing enforceable rights and obligations of the parties to the contract. CCCI considers unapproved change orders to be contract modifications for which customers have agreed to changes in the scope of the contract but have not agreed to the price.

Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as a part of the existing contract. In those instances, the effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

Contract assets and contract liabilities

CCCI bills customers on long-term construction contracts depending upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized, the result is unbilled revenue, which is included in contract assets. Additionally, CCCI may receive advances or deposits from customers before revenue is recognized, resulting in deferred revenue, which is included in contract liabilities.

Retainage for which CCCI has an unconditional right to payment that is only subject to the passage of time are classified as contracts receivable. Retainage subject to conditions other than the passage of time does not meet the definition of a receivable and are therefore included in contract assets and contract liabilities, as determined on a contract-by-contract basis.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to CCCI on uncompleted contracts. Contract liabilities represent CCCI’s obligation to perform on uncompleted contracts with customers for which CCCI has received payment or for which contract receivables are outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, CCCI is exposed to market risks, including interest rate risk and effects of inflation. CCCI currently does not enter into derivatives or other financial instruments for trading or speculative purposes. CCCI only has operations in the U.S. and does not have material foreign currency exposure.

Interest Rate Risk

CCCI is exposed to interest rate risk through the Revolving Credit Line and Revolving Credit Note. As of March 31, 2026 and December 31, 2025, CCCI had $8.0 million and $8.0 million, respectively, or aggregate principal outstanding under the Revolving Credit Line, which bears interest at the Wall Street Journal’s prime rate plus 0.50%. Additionally, as of March 31, 2026 and December 31, 2025, CCCI had $15.2 million and $11.1 million, respectively, of aggregate principal amount outstanding under the Revolving Credit Note, which bears interest at 1% plus Prime (Prime being the highest prime rate published in the Wall Street Journal or announced by the principle office of Citibank, N.A., J.P. Morgan Chase or Bank of America), but at no less than 7% per annum and no more than 14% per annum.

CCCI does not currently intend to hedge company’s exposure to interest rate risk. The impact of a 1% increase in interest rates on CCCI outstanding debt as of March 31, 2026 would result in an annual increase in interest expense of approximately $0.2 million.

CCCI is exposed to market risk for changes in interest rates applicable to CCCI’s cash and cash equivalents and debt. CCCI’s cash and cash equivalents totaled $13.3 million and $15.6 million as of March 31, 2026 and December 31, 2025, respectively. All cash and cash equivalents were invested in demand deposit accounts.

Effects of Inflation and Tariffs

Inflationary cost increases can affect the profitability of CCCI’s construction contracts. CCCI operates in or provides services to capital-intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Supply chain disruptions due to international conflicts or imposed and proposed tariffs could significantly increase the prices and delivery lead times on raw materials and finished products that are critical to CCCI and its customers, such as cement and steel, among other things, as well as fuel costs. Prolonged lead times on the delivery of raw materials, supply chain disruptions, or further tariff increases on raw materials and finished products could adversely affect CCCI’s business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level due to the following material weaknesses in CCCI’s internal control over financial reporting:

•
CCCI historically has not been subject to SEC reporting requirements and has not maintained internal control over financial reporting or disclosure controls designed for a public company environment.
•
In connection with CCCI audits for the years ended December 31, 2025, 2024, and 2023, management and our independent auditors identified material weaknesses related to deficiencies in control design and implementation, including information technology general controls and an insufficient complement of personnel with appropriate public‑company accounting expertise.

Changes in Internal Control over Financial Reporting

Following the identification of the material weaknesses in CCCI reporting described above, CCCI management commenced remediation actions relating to these material weaknesses beginning in the three months ended March 31, 2026, as follows:

•
To address the material weakness related to internal controls over financial reporting, management has engaged qualified external consultants to assist with financial reporting processes, account reconciliations, and review controls. These consultants provide an additional layer of oversight and help mitigate risks associated with limited internal staffing. As the Company grows and additional resources become available, management plans to expand the finance team and reassign responsibilities to achieve more effective separation of duties. Enhanced management review procedures have been implemented immediately.
•
Management has initiated the development of a comprehensive accounting and financial reporting policies and procedures manual, covering key processes such as revenue recognition, expense accruals, account reconciliations, financial close procedures, estimate preparation, and journal entry documentation and review.

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. AIAI’s management will monitor the effectiveness of CCCI’s remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to AIAI and CCCI’s annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If AIAI is unable to assert that internal controls over financial reporting is effective, investors may lose confidence in the accuracy and completeness of AIAI’s and CCCI’s financial reports, the market price of AIAI’s common stock could be adversely affected, and AIAI could become subject to litigation or investigations by The Nasdaq Stock Market LLC, the SEC, or other regulatory authorities, which could require additional financial and management resources.

There were no changes in internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings; however, we may in the future be involved in actual and/or threatened legal proceedings, claims, investigations, and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, and governmental inquiries involving intellectual property, data privacy, and data protection, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising or other legal and/or regulatory proceedings relating to our business.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Registration Statement S-1/A filed on May 1, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIAI Holdings Corporation

Date: June 22, 2026	By:	/s/ Todd Furniss
Todd Furniss
Chief Executive Officer

Date: June 22, 2026	By:	/s/ Stephanie Liebman
Stephanie Liebman
Chief Financial Officer